Form 10QSB
period 2000-06-30
INDEPENDENT ACQUISITION CORP
filed 2000-08-07
CIK 1102340

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                            June 30, 2000
or

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


            Class                      Outstanding at June 30, 2000
Common Stock, par value $0.0001                5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                 INDEPENDENT ACQUISITION CORPORATION
                    (A Development Stage Company)
                          Balance Sheet
                      As of June 30, 2000
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



            See accompanying notes to financial statements


                  INDEPENDENT ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                  January 1, 2000 to     March 24, 1999
                                                          (Inception)
                                  June 30, 2000          June 30, 2000

        Income                      $  --                     $   -

        Expenses
          Organization expense          -                         580
          Professional fees             -                         750

         Total expenses                 -                       1,300

        NET LOSS                     $       -                $(1,330)


                 See accompanying notes to financial statements


                   INDEPENDENT ACQUISITION CORPORATION
                    (A Development Stage Company)
             Statement of Changes in Stockholder's Equity
            For the Period From March 24, 1999 (Inception)
                          To June 30, 2000
                             (Unaudited)
                                                         Deficit
                                                         Accumulated
                      Common Stock          Additional   During
                          Issued            Paid-In      Development
                    Shares        Amount    Capital      Stage         Total

Common Stock
     Issuance       5,000,000     $  500    $    -       $   -        $  500

Fair value of
expenses contributed   -             -         1,330            -      1,330

Net loss for the periods ended:

December 31, 1999      -             -           -         (1,330)    (1,330)
March 31, 2000         -             -           -            -           -
June 30, 2000          -             -           -            -           -

BALANCE AT
June 30, 2000      5,000,000      $  500    $1,300      $ (1,330)     $  500


               See accompanying notes to financial statements


                 INDEPENDENT ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                                January 1, 2000 to           March 24, 1999
                                 June 30, 2000               (Inception) to
                                                              June 30, 2000

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                         $      -                $       (1,330)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Capitalized expenses                    -                        1,330

 Net cash used in operating
  activities                             -                        -

CASH FLOWS FROM INVESTING
 ACTIVITIES                              -                        -

CASH FLOWS FROM FINANCING
 ACTIVITIES:

Proceeds from issuance of
 common stock                            -                       500

Net cash provided by
 financing activities                    -                       500

INCREASE IN CASH AND CASH
 EQUIVALENTS                             -                       500

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                     500                      -

CASH AND CASH EQUIVALENTS
  END OF PERIOD                   $      500                 $   500


See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

Independent Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2000, the Company had not yet commenced any formal business operations. The
Company's fiscal year end is December 31.

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2000.

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

        C.  Additional Paid-In Capital

 Additional paid-in capital at June 30, 2000 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3  AGREEMENT

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

                As of the date hereof, the Company has not entered into a final agreement for a business combination.
        When a business combination is effected, if at all, the Company will file notice of such transaction with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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

        Dated: August 8, 2000