Form 10QSB
period 2000-09-30
TECNOMATIC INTERNATIONAL CORP
filed 2000-11-17
CIK 1102340

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                            September 30, 2000
or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from
                             to

                    Commission file number 0-28951

                   TECNOMATIC INTERNATIONAL CORPORATION
        (Exact name of registrant as specified in its charter)

                   INDEPENDENT ACQUISITION CORPORATION
                       (Former name of Registrant)

     Delaware                                        52-2201500
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                            923 15th Street, NW
                           Washington, DC 20005
      (Address of principal executive offices  (zip code))

                              202/628-2606
     (Registrant's telephone number, including area code)

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


            Class                      Outstanding at September 30, 2000
Common Stock, par value $0.0001                5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                   INDEPENDENT ACQUISITION CORPORATION
                    (A Development Stage Company)
                          Balance Sheet
                      As of September 30, 2000
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



            See accompanying notes to financial statements


                   INDEPENDENT ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                  January 1, 2000 to     March 24, 1999
                                                          (Inception)
                                  September 30, 2000     September 30, 2000

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


See accompanying notes to financial statements


                  INDEPENDENT ACQUISITION CORPORATION
                    (A Development Stage Company)
             Statement of Changes in Stockholder's Equity
            For the Period From March 24, 1999 (Inception)
                        To September 30, 2000
                             (Unaudited)
                                                         Deficit
                                                         Accumulated
                      Common Stock          Additional   During
                          Issued            Paid-In      Development
                    Shares        Amount    Capital      Stage         Total

Common Stock
     Issuance       5,000,000     $  500    $    -       $   -        $  500

Fair value of
expenses contributed   -             -         1,330            -      1,330

Net loss for the periods ended:

December 31, 1999      -             -           -         (1,330)    (1,330)
Sept 30, 2000          -             -           -            -           -

BALANCE AT
Sept. 30, 2000      5,000,000      $  500    $1,300      $ (1,330)     $  500


See accompanying notes to financial statements


                  INDEPENDENT ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                                January 1, 2000 to           March 24, 1999
                               September 30, 2000           (Inception) to
                                                           September 30, 2000

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


  NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A.  Organization and Business Operations

  Independent Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2000 the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

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

  D.  Income Taxes

  The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2000.

  NOTE 2     STOCKHOLDER'S EQUITY

          A.  Preferred Stock

  As of September 30, 2000, the Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

          B.  Common Stock

  As of September 30, 2000, the Company was authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

          C.  Additional Paid-In Capital

   Additional paid-in capital at September 30, 2000 represented the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

  NOTE 3  AGREEMENT

          On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4). The Agreement called for TPG to provide the following services, without reimbursement from the Company, until the Company entered into a business combination as described in Note 1A:

          1. Preparation and filing of required documents with the Securities and Exchange Commission.
                   2.  Location and review of potential target
                   companies.
                   3. Payment of all corporate, organizational, and other costs incurred by the Company.

  NOTE 4  RELATED PARTIES

          Legal counsel to the Company is a firm owned by a former director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

  NOTE 5 SUBSEQUENT EVENTS

          On November 3, 2000, the Company filed a certificate of amendment to its certificate of incorporation changing the corporate name to Tecnomatic International Corporation and increasing the authorized capitalization. The Company entered into an agreement with PowerTek Holdings, SA, a water and power systems development company for the transfer of control of the Company by the redemption of 4,750,000 shares of the Company's 5,000,000 outstanding shares of common stock and the issuance of an additional 59,900,000 shares to affiliates and others.

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

          Subsequent to the time period covered by this report, the Company entered into an agreement with PowerTek Holdings, S.A. for the transfer of control of the Company through the redemption of 4,750,000 shares of its current outstanding stock and the issuance of an additional 59,900,000 new shares of common stock of the Company.

          In contemplation of effecting the transaction, on November 3, 2000, the Company filed a certificate of amendment with the State of Delaware to increase its authorized capitalization to an aggregate of 600,000,000 shares consisting of 500,000,000 shares of common stock and 100,000,000 shares of non-designated preferred stock and to change its name to Tecnomatic International Corporation.

          The Company will file with the Securities and Exchange
  Commission on Form 8-K a notice of the business combination.
  Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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

          ITEM 2.  CHANGES IN SECURITIES

          On November 3, 2000, the Company increased its authorized capitalization to 500,000,000 shares of common stock and 100,000,000 shares of non-designated preferred stock.

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

               (b)     Reports on Form 8-K

               There were no reports on Form 8-K filed by the Company during the ended September 30, 2000.




                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TECNOMATIC INTERNATIONAL CORPORATION


                                     By: /s/  Jacques De Groote
                                                  President

          Dated: November 15, 2000