Form 10KSB40
period 2000-12-31
TECNOMATIC INTERNATIONAL CORP
filed 2001-04-16
CIK 1102340

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)
[X]                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the fiscal year ended
                                December 31, 2000
                       ----------------------------------
   OR
[  ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

                                    0-28951
                             Commission file number

                      TECNOMATIC INTERNATIONAL CORPORATION
              (Exact name of small business issuer in its charter)

            Delaware                                       52-2201500
     -------------------------                             ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

                             923 15/th/ Street, N.W.
                             Washington, D.C. 20005
                    ----------------------------------------
               (Address of principal executive offices)(Zip Code)

              Issuer's Telephone Number:         202/628-2606
                                             -----------------------

                      INDEPENDENT ACQUISITION CORPORATION
                            (Former name of issuer)

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No ______
    ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.             $    0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days.                              $    0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                             Outstanding at December 31, 2000
-------------------------------              --------------------------------
Common Stock, par value $0.0001                      60,150,000


Documents incorporated by reference:    None

                                     PART I

Item 1.  Description of Business

     Management of Tecnomatic International anticipates that it will participate in the acquisition of existing United States or European technology companies or formation of new technology companies concentrating on energy and water technology, bioremediation, biotechnology and telecommunications. As of the date of this report, Tecnomatic International has not commenced any operations.

     On November 3, 2000, Independent Acquisition Corporation amended its Certificate of Incorporation to change its name to Tecnomatic International Corporation. On November 7, 2000 Tecnomatic International issued an aggregate of 59,900,000 shares of its common stock and redeemed 4,750,000 shares of its outstanding shares of common stock from its prior sole shareholder at a redemption price equal to the par value of the shares, $.0001 per share. Incident to those transactions, new directors of Tecnomatic International were elected and the Board of Directors accepted the resignation of the original officer and director of the company. Tecnomatic International filed a Form 8-K reflecting this change of control of the company.

Item 2.  Description of Property

     Tecnomatic International's United States headquarters are located in the offices of The Appian Group, a company of which Jacques de Groote, President of the Registrant, is the president at 923 15/th/ Street, N.W., Washington, D.C. 20005. Its telephone number is 202/628-2606. The Registrant has arranged to utilize this space without charge until such time as it begins to generate income. Tecnomatic International also utilizes offices in Switzerland.

Item 3.  Legal Proceedings

       There is no current outstanding litigation in which Tecnomatic International is involved other than routine litigation incidental to ongoing business.

Item 4.  Submission of Matters to a Vote of Security Holders

     On October 25, 2000 the shareholder of Independent Acquisition Corporation unanimously consented to an amendment to the company's certificate of incorporation which amendment changed the company's name to Tecnomatic International Corporation and increased the authorized capitalization to 500,000,000 shares of common stock and 100,000,000 shares of undesignated preferred stock.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is currently no trading market for Tecnomatic International's securities. Tecnomatic International intends to file a registration statement on Form SB-2, or such other form as may be required, to register certain of the securities held by its shareholders and such other securities as it may deem advisable. As of the date of this report, no registration statement has been prepared or filed by Tecnomatic International. There is a possibility that Tecnomatic International may not prepare or file a registration statement or may do so at a much later time.

Common Stock

     Tecnomatic International is authorized to issue 500,000,000 shares of common stock, $.0001 par value per share, of which 60,150,000 shares were outstanding as of the date of this report.

     Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Registrant, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities.

     Holders of common stock have no preemptive rights to purchase the Registrant's common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the Common Stock.

Preferred Stock

     Tecnomatic International is authorized to issue 100,000,000 shares of preferred stock, $.0001 par value per share. As of the date of this report, there were no shares of preferred stock outstanding. The Board of Directors is authorized to provide for the issuance of shares of preferred stock in series and, by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof without any further vote or action by the shareholders.
Any shares of preferred stock so issued would have priority over the common stock with respect to dividend or liquidation rights. Any future issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of Tecnomatic International without further action by the shareholders and may adversely affect the voting and other rights of the holders of common stock. At present, Tecnomatic International has no plans to issue any preferred stock nor adopt any series, preferences or other classification of preferred stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its shareholders, the Company has not commenced any operational activities.

Item 7.  Financial Statements

     The audited financial statements for the year ended December 2000 for Tecnomatic International Corporation are included herewith.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are as follows:

Name                 Age     Positions and Offices Held
----                 --      --------------------------

Jacques de Groote     73     President and director

Vincenzo Carrieri     31     Secretary/Treasurer and director

     Tecnomatic International's directors have been elected to serve until the next annual meeting of the stockholders and until their respective successors have been elected and qualified or until death, resignation, removal or disqualification. The Certificate of Incorporation provides that the number of directors to serve on the Board of Directors may be established, from time to time, by action of the Board of Directors. Vacancies in the existing Board are filled by a majority vote of the remaining directors on the Board. The Registrant's executive officers are appointed by and serve at the discretion of the Board of Directors.

     Jacques de Groote serves as the President and a director of Tecnomatic International. From 1995 to the present, Dr. de Groote has been in private economic development consulting. From November, 1973 to April, 1994, Dr. de Groote was appointed to serve as one of Executive Directors of the 24-member Executive Director Board of the International Monetary Fund as voting representative for, initially, Belgium, Austria, Luxembourg and Turkey. His constituency also eventually included Belarus, the Czech Republic, Hungary, Kazakhstan, the Slovak Republic and Slovenia. From November, 1973 to April, 1994, Dr. de Groote was appointed to serve as one of the Executive Directors of the 24-member Executive Director Board of three of the World Bank's five affiliated groups: The International Bank for Reconstruction and Development
(IBRD), The International Finance Corporation (IFC), and The International Development Association (IDA). Dr. de Groote received his juris doctor degree from the University of Leuven, Belgium, and his Masters Degree in Economics from Cambridge University, England.

     Vincenzo Carrieri serves as the Secretary and Treasurer and a director of Tecnomatic International. From 2000 to the present Mr. Carrieri has served as a management consultant to the Institute of Business Excellence, Dietikon/Zurich, Switzerland. From 1997 to 2000, Mr. Carrieri served as a business consultant to Information Management Group, St. Gallen, Switzerland and from 1995 to 1997 he served as the vice-manager of the Albisriederplatz branch of the Swiss Bank Cooperation, Zurich. From 1993 to 1995, Mr. Carrieri served as a consultant and key account manager for commercial accounts for CCZ Project Finance Ltd., Milan, Italy and from 1990 to 1993 he served as credit-control manager and sales finance administrator, Switzerland, for Hewlett-Packard, Ltd. In 1989, Mr. Carrieri received a certificate of specialization in bank business and management from the School of Bank and Management, Union Bank of Switzerland.
In 1994, Mr. Carrieri received a certificate of Swiss School of Business Administration from the Swiss School of Business Administration, Zurich. In 1998, Mr. Carrieri received his Bachelor of Business degree from the Graduate School of Business Administration, Zurich and is currently a candidate for his Master of Business Administration degree from the Graduate School of Business Administration, Zuirich and the State University of New York at Albany.

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Item 10. Executive Compensation

     As of the date of this report, Tecnomatic International's officers and directors do not receive any compensation for services rendered to the Company, nor have they received such compensation in the past. Further, the officers and directors are not accruing any compensation pursuant to any agreement with Tecnomatic International.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted for the benefit of Tecnomatic International's employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table contains as of December 31, 2000 information regarding the shareholdings of Tecnomatic International's current directors and executive officers and those persons or entities who beneficially own more than 5% of its common stock (giving effect to the exercise of any warrants held by each such person or entity which are exercisable within 60 days of the date of this report):

                                       Number of shares of            Percent of
                                    Common Stock Beneficially        Common Stock
Name                                        Owned (1)           Beneficially Owned (2)
----                                ------------------------    ----------------------

Jacques de Groote                             1,000,000                      1.8%
President and director

Vincenzo Carrieri                               100,000                       *
Secretary/Treasurer and director

PowerTek Holdings SA (3)                     50,000,000                     90.0%
Schlederenrain, 24
CH-4143 Dornach
Switzerland

Rocco Guarnaccia (4)                          1,500,000                      2.7%
P.O. Box 240
CH-4052 Basel
Switzerland

All executive officers and                    1,100,000                     1.98%
directors of the company as a
group (2 persons)

* Less than 1%
(1) Includes options and warrants which are exercisable within 60 days of the date of this report.
(2)  Based upon 60,150,000 shares outstanding as of the date of this report.
(3)  An affiliated water and power systems development-stage company.
     Jacques de Groote, President and a director of the Tecnomatic International and Rocco Guarnaccia, a shareholder of the Tecnomatic International are founders of PowerTek and serve on its board of directors. Dr. Guarnaccia also serves as PowerTek Holdings' financial consultant.
(4) Dr. Guarnaccia holds 1,000,000 shares directly and may be considered the beneficial owner of an additional 500,000 shares held by family members.
     An additional 1,600,000 shares are held by other family members of Dr. Guarnaccia over which shares Dr. Guarnaccia disclaims any beneficial ownership.

Item 12.  Certain Relationships and Related Transactions

     The majority shareholder of Tecnomatic International is PowerTek Holdings SA, a development stage Delaware water and power systems. Jacques de Groote, President and a director of Tecnomatic International, beneficially owns 1% of the outstanding shares of PowerTek Holdings and serves on its board of directors. Rocco Guarnaccia, a shareholder of Tecnomatic International,beneficially owns 1% of the outstanding shares of PowerTek Holdings and serves on its supervisor board.

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     (b) On November 30, 2000, Tecnomatic International filed a Form 8-K with the Securities and Exchange Commission (file no. 0-28951).

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TECNOMATIC INTERNATIONAL CORPORATION

                         By: /s/ Jacques de Groote
                             ---------------------
                                  President
Dated: March 28, 2001


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         OFFICE             DATE
----                         ------             ----


/s/ Jacques de Groote       Director       March 28, 2001


/s/ Vincenzo Carrieri       Director       March 30, 2001

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 2000

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)


                                    CONTENTS
                                    --------


PAGE        1           INDEPENDENT AUDITORS' REPORT

PAGE        2           BALANCE SHEET AS OF DECEMBER 31, 2000

PAGE        3           STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE
                        PERIODS FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999 AND MARCH 24,
                        1999 (INCEPTION) TO DECEMBER 31, 2000

PAGE        4           STATEMENT OF CHANGES OF STOCKHOLDERS' EQUITY FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 2000

PAGE        5           STATEMENTS OF CASH FLOW FOR THE YEAR ENDED DECEMBER 31, 2000 AND FOR THE
                        PERIODS FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999 AND MARCH 24,
                        1999 (INCEPTION) TO DECEMBER 31, 2000

PAGES       6 - 9       NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors of:
Tecnomatic International Corporation
(Formerly Independent Acquisition Corporation)
(A Development Stage Company)

We have audited the accompanying balance sheet of Tecnomatic International Corporation (formerly Independent Acquisition Corporation) (a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2000 and for the periods from March 24, 1999 (inception) to December 31, 1999 and March 24, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecnomatic International Corporation (formerly Independent Acquisition Corporation) (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and for the periods from March 24, 1999 (inception) to December 31, 1999 and March 24, 1999 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred a net loss from operations of $50,000 and has accumulated losses from inception of $51,330. These conditions raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.

Boca Raton, FL
March 26, 2001

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 2000
                            -----------------------


                                                ASSETS
                                                ------


Cash                                                                               $        25
                                                                                   -----------

TOTAL ASSETS                                                                       $        25
------------                                                                       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------

LIABILITIES                                                                        $         -
                                                                                   -----------

STOCKHOLDERS' EQUITY

 Preferred stock, $.0001 par value, 100,000,000 shares authorized,
  none issued and outstanding                                                                -
 Common stock, $.0001 par value, 500,000,000 shares authorized,
  60,150,000 shares issued and outstanding                                               6,015
 Additional paid-in capital                                                             51,330
 Accumulated deficit during development stage                                          (51,330)
                                                                                   ------------

                                                                                         6,015
 Less: subscriptions receivable                                                         (5,990)
                                                                                   -----------
  Total Stockholders' Equity                                                                25
                                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $        25
------------------------------------------                                         ===========


                 See accompanying notes to financial statement.

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                            ------------------------




                                                                            For the Period             For the Period
                                                                          From March 24, 1999        From March 24, 1999
                                                For the Year Ended          (Inception) to             (Inception) to
                                             Ended December 31, 2000       December 31, 1999          December 31, 2000
                                            -----------------------      -------------------          -----------------
INCOME                                          $            -                $         -                 $           -
                                                ---------------            ---------------                --------------

EXPENSES
 Organization expense                                         -                        580                           580
 Professional fees                                       50,000                        750                        50,750
                                                ---------------            ---------------                --------------

   Total Expenses                                        50,000                      1,330                        51,330
                                                ---------------            ---------------                --------------

NET LOSS                                        $       (50,000)           $        (1,330)               $      (51,330)
--------                                        ===============            ===============                ==============

NET LOSS PER COMMON SHARE - BASIC AND
 DILUTED                                        $             -            $             -                $         (.01)
                                                ===============            ===============                ==============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING - BASIC AND DILUTED                     13,159,178                  5,000,000                     9,602,937
                                                ===============            ===============                ==============


                 See accompanying notes to financial statement.

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS IN STOCKHOLDER'S EQUITY
       FOR THE PERIOD FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 2000
       -------------------------------------------------------------------



                                       Common Stock Issued              Additional
                                                                         Paid-In        Accumulated     Subscription
                                     Shares             Amount           Capital         Deficit         Receivable      Total
                                ---------------    ---------------    -------------   --------------    ------------   -------

Common stock issuance                 5,000,000    $           500    $           -   $            -    $       -      $     500

Fair value of expenses
 contributed                                  -                  -            1,330                -            -          1,330

Net loss for the period ended
 December 31, 1999                            -                  -                -           (1,330)           -         (1,330)
                                ---------------    ---------------    -------------   --------------    ---------      ---------

Balance, December 31, 1999            5,000,000                500            1,330           (1,330)           -            500

Redemption of common stock           (4,750,000)              (475)               -                -            -           (475)

Common stock issuance                59,900,000              5,990                -                -       (5,990)             -

Fair value of expenses
 contributed                                  -                  -           50,000                -            -         50,000

Net loss for the year ended
 December 31, 2000                            -                  -                -          (50,000)           -        (50,000)
                                ---------------    ---------------    -------------   --------------    ---------      ---------

BALANCE, DECEMBER 31, 2000           60,150,000    $         6,015    $      51,330   $      (51,330)   $  (5,990)     $      25
--------------------------      ===============    ===============    =============   ==============    =========      =========


                 See accompanying notes to financial statement.

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                        For the Period from         For the Period from
                                               For the Year               March 24, 1999               March 24, 1999
                                                   Ended                  (Inception) to               (Inception) to
                                              December 31, 2000          December 31, 1999           December 31, 2000
                                             --------------------     -----------------------     -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                         $   (50,000)              $    (1,330)                 $    (51,330)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Contributed expenses                                 50,000                     1,330                        51,330
                                                  -----------               -----------                 -------------

   Net Cash Used In Operating Activities                    -                         -                             -
                                                  -----------               -----------                 -------------

CASH FLOWS FROM INVESTING ACTIVITIES                        -                         -                             -
                                                  -----------               -----------                 -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Funds used to redeem common stock                       (475)                        -                          (475)
 Proceeds from issuance of common stock                     -                       500                           500
                                                  -----------               -----------                 -------------

   Net Cash Provided By (Used In)
    Financing Activities                                 (475)                      500                            25
                                                  -----------               -----------                 -------------

INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             (475)                      500                            25

CASH AND CASH EQUIVALENTS - BEGINNING OF
 PERIOD                                                   500                         -                             -
                                                  -----------               -----------                 -------------

CASH AND CASH EQUIVALENTS -
---------------------------
 END OF PERIOD                                    $        25               $       500                 $          25
 -------------                                    ===========               ===========                 =============


                 See accompanying notes to financial statement.

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------



NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
------   -----------------------------------------------------------

     (A) Organization
     ----------------

     Tecnomatic International Corporation (formerly Independent Acquisition Corporation) (a development stage company) (the "Company") was incorporated in Delaware on March 24, 1999, to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fundraising (See Note 2(B)). The Company's fiscal year end is December 31.

     On October 25, 2000, the shareholder of Independent Acquisition Corporation unanimously consented to an amendment to the Company's name to Tecnomatic International Corporation and increased the authorized capitalization from 100,000,000 shares to 500,000,000 shares of common stock and from 20,000,000 shares to 100,000,000 shares of preferred stock.

     The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

     (B) Use of Estimates
     --------------------

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

     (C) Cash and Cash Equivalents
     -----------------------------

     For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

     (D) Income Taxes
     ----------------

     The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------



     financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (E) Earnings Per Share
     ----------------------

     Net loss per common share for all periods presented is computed based upon the weighted average shares outstanding as defined by Financial Accounting Standards No. 128 "Earnings Per Share". There were no common stock equivalents outstanding at December 31, 2000 and 1999.

NOTE 2  STOCKHOLDER'S EQUITY
------  --------------------


     (A) Preferred Stock
     -------------------

     The Company is authorized to issue 100,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

     (B) Common Stock
     ----------------

     The Company is authorized to issue 500,000,000 shares of common stock at $.0001 par value. The Company originally issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

     On November 7, 2000, the Company redeemed 4,750,000 shares of its common stock from TPG for an aggregate consideration of $475. In addition, the Company issued 59,900,000 shares of its common stock for an aggregate consideration of $5,990. The Company had a subscription receivable, relating to the issuance of these shares, for $5,990, which was received in March 2001.

     (C) Additional Paid-In Capital
     ------------------------------

     Additional paid-in capital at December 31, 1999 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company (See Note 3). In addition, paid-in capital at December 31, 2000 was credited for $50,000,

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------

     which represented professional fees that were paid pursuant to the agreement discussed in Note 3 by an individual who owns a company that is a stockholder of the Company.

NOTE 3  AGREEMENT
------  ---------


     On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1(A):

       1. Preparation and filing of required documents with the Securities and Exchange Commission.
       2. Location and review of potential target companies.
       3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4  RELATED PARTIES
------  ---------------


     Legal counsel to the Company is a firm owned by an individual who also owns a controlling interest in the outstanding stock of TPG (See Note 3).

NOTE 5  INCOME TAXES
------  ------------

     Income tax expense (benefit) for the years ended December 31, 2000 and 1999 is summarized as follows:


                                           2000          1999
                                        ---------      --------
Current:
 Federal                                $       -             -
 State                                          -             -

Deferred:
 Federal                                        -             -
 State                                          -             -
                                        ---------      --------

Income tax expense (benefit)            $       -      $      -
                                        =========      ========

                      TECNOMATIC INTERNATIONAL CORPORATION
                 (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2000
                             -----------------------


     The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999 (computed by applying U.S. Federal Corporate tax rate of 34 percent to income before taxes), as follows:



                                                      2000            1999
                                                 ------------       ---------

Computed "expected" tax expense (benefit)        $    (17,000)      $    (452)
Effect of net operating loss carryforwards             17,000             452
                                                 ------------       ----------
                                                 $          -       $       -
                                                 ============       ==========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2000 are as follows:


                                                  2000             1999
                                              -----------       ----------
Deferred tax assets:
 Net operating loss carryforwards             $    17,452       $      452
                                              -----------       ----------
 Total gross deferred tax assets                   17,452              452
 Less valuation allowance                         (17,452)            (452)
                                              -----------       ----------

Net deferred tax asset                        $         -       $        -
                                              ===========       ==========


     At December 31, 2000, the Company had a net operating loss carryforward of approximately $51,330 for income tax purposes, available to offset future taxable income expiring on various dates through 2020. The valuation allowance at December 31, 1999 was $452. The net change in the valuation allowance during the year ended December 31, 2000 was an increase of $17,000.

NOTE 6  GOING CONCERN
------  -------------

     As reflected in the accompanying financial statements, the Company's current period loss of $50,000, and the deficit accumulated during the development stage of $51,330, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     The Company intends to raise additional equity capital through the sale of its common stock. Management believes that actions presently taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.