Form 10QSB
period 2001-03-31
TECNOMATIC INTERNATIONAL CORP
filed 2001-05-15
CIK 1102340

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549


                    FORM 10-QSB
(Mark One)
[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended
                       March 31, 2001
or
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from     to

              Commission file number   0-28951

              TECNOMATIC INTERNATIONAL CORPORATION
      (Exact name of small business issuer in its charter)

         Delaware                            52-2201500
(State or other jurisdiction of      (I.R.S. Employer incorporation
         organization)               Or Identification No.)

                      923 15th Street, N.W.
                      Washington, D.C. 20005
          (Address of principal executive offices  (zip code))

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

                    Yes   X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


            Class                      Outstanding at March 31, 2001

Common Stock, par value $0.0001              60,150,000

                   PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               TECNOMATIC INTERNATIONAL CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET
                      AS OF MARCH 31, 2001

                            ASSETS
      Cash                                             $ 6,965
                                                      --------
TOTAL ASSETS                                           $ 6,965
                                                      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Loan payable - related party                       $  1,000
                                                      --------

    Total Liabilities                                    1,000
                                                      --------
STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value,
  100,000,000 shares authorized,
  none issued and outstanding                              -
Common stock, $.0001 par value,
  500,000,000 shares authorized,
  60,150,000 shares issued and outstanding               6,015
Additional paid-in capital                              51,330
Accumulated deficit during developing stage            (51,380)
                                                      --------
Accumulated deficit during development stage           (51,330)
                                                       --------
Total Stockholders' Equity                               5,965
                                                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 6,965
                                                       ========

               TECNOMATIC INTERNATIONAL CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS

                                                               For the Period
                                                               From
                           For the Three     For the Three     March 24, 1999
                           Months Ended      Months Ended      (Inception) to
                           March 31, 2001    March 31, 2000    March 31, 2001
                           (Unaudited)       (Unaudited)       (Unaudited)

INCOME                      $    -           $   -             $    -
                            ---------        ---------         ----------
EXPENSES
  Organization expense           -                -                   580
  Bank charges                    50              -                    50
  Professional fees              -                -                50,750
                            ---------        ---------          ----------
Total Expenses                    50              -                51,380
                            ---------        ---------          ----------
NET LOSS                    $    (50)         $   -             $ (51,380)
                            =========         ========          ==========
Net loss per common
share-basic and diluted     $    -           $    -            $    (.01)
                            =========         ========          ==========
Weighted average number
of shares outstanding
basic and diluted           60,150,000         5,000,000         15,760,976
                            ==========         =========         ==========

               TECNOMATIC INTERNATIONAL CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
                         (unaudited)
                                                               For the Period
                                                               From
                         For the Three    For the Three        March 24, 1999
                         Months Ended     Months Ended         (Inception) to
                         March 31, 2001   March 31, 2000       March 31, 2001
                         (Unaudited)      (Unaudited)          (Unaudited)
                         ------------     -----------------  ----------------
CASH FLOWS FROM
OPERATING ACTIVITIES:

  Net Loss                    $   (50)        $    -             $ (51,380)
  Adjustments to reconcile
    net loss to net cash used
    in operating activities:
  Contributed expenses            -                -                51,330
                            ----------         ---------           ---------
  Net Cash (Used In)
  Operating Activities            (50)             -                   (50)
                            ----------         ---------          ----------
CASH FLOWS FROM
INVESTING ACTIVITIES              -                 -                  -
                            ----------         ---------          ----------
CASH FLOWS FROM
FINANCING ACTIVITIES:
  Funds used to redeem
   common stock                   -                 -                 (475)
  Proceeds from subscriptions
    available                   5,990               -                5,990
  Proceeds from loan
    payable-related party       1,000               -                1,000
  Proceeds from issuance
   of common stock                -                 -                  500
                            ----------         ---------          ----------
  Net Cash Provided By
    Financing Activities         6,990              -                7,015
                            ----------         ---------          ----------
INCREASE IN CASH AND
  CASH EQUIVALENTS               6,940              -                6,965

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                 25             500                 -
                             ----------        ---------           ---------
CASH AND CASH EQUIVALENTS
END OF PERIOD                $   6,965           $ 500             $ 6,965
                              =========          ========          ========

               TECNOMATIC INTERNATIONAL CORPORATION
                 (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS
                    AS OF MARCH 31, 2001

TECNOMATIC INTERNATIONAL CORPORATION
(FORMERLY INDEPENDENT ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2001


NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange
Commission for interim financial information.
Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December
31, 2000 whcih was filed on April 16, 2001.

NOTE 2: GOING CONCERN

As reflected in the accompanying financial statements, the Company's current period loss of $50 and the deficit accumulated during the development stage of $51, 380, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company intends to raise additional equity capital through the sale of its common stock.
Management believes that actions taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.


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

    The Company intends to raise additional equity capital through the sale of its common stock.
Management believes that actions taken to obtain additional funding provide the opportunity for the Company to continue.

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

Dated: May 14, 2001