Form 10QSB
period 2001-06-30
TECNOMATIC INTERNATIONAL CORP
filed 2001-07-30
CIK 1102340

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549


                    FORM 10-QSB
(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended
                       June 30, 2001
or
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from     to

           Commission file number   0-28951

          TECNOMATIC INTERNATIONAL CORPORATION
(Exact name of small business issuer in its charter)

 Delaware                            52-2201500
(State or other jurisdiction     (I.R.S. Employer or
of incorporation organization)   Identification No.)


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

Class                  Outstanding at June 30, 2001

Common Stock,
par value $0.0001              60,150,000

              PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of:
Tecnomatic International Corporation
(Formerly Independent Acquisition Corporation)
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Tecnomatic International
Corporation (formerly Independent Acquisition
Corporation) (a development
stage company) as of June 30, 2001 and the related statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000 and for the period from March 24, 1999 (inception) to
June 30, 2001.  These financial
statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financialinformation consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss from operations for the six months ended
June 30, 2001 of $400, and has accumulated losses from inception of $51,730. These conditions raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.

Boca Raton, FL
July 23, 2001

          TECNOMATIC INTERNATIONAL CORPORATION
   (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                 (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEET

                      June 30,            December 31,
                     2001                  2000
                   (Unaudited)

                ASSETS

Cash                      $   6,615           25
                         ------------   -----------
TOTAL ASSETS              $   6,615           25
                         ============   ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Loan payable -
   related party          $   1,000            -
                          ------------   ----------
Total Liabilities             1,000            -
                          ------------   ----------

STOCKHOLDERS' EQUITY

Preferred stock, $.0001 par value,
  100,000,000 shares authorized,
  none issued and outstanding    -              -

Common stock, $.0001 par value,
  500,000,000 shares authorized,
  60,150,000 shares issued and
  outstanding                  6,015          6,015
Additional paid-in capital    51,330         51,330
Accumulated deficit during
  developing stage           (51,730)       (51,330)
                          ------------     ---------
                              5,615           6,015
Less: Subscription
     receivable                 -            (5,990)
                         ------------       --------
Total Stockholders' Equity    5,615              25
                          ------------      --------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY       $  6,615         $    25
                         =========           ======
See accompanying notes to financial statement

               TECNOMATIC INTERNATIONAL CORPORATION
   (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                 (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS

                                                             For the
                                                             period from
             For the      For the     For the     For the    March24,
             3-Months     3-Months    6-Months    6-Months   1999
              Ended        Ended        Ended       Ended      (Inception)
             June 30,     June 30,     June 30,    June 30,   to June 30,
             2001         2000         2001        2000      2001

Income       $    -       $   -        $  -       $   -       $   -
               -------     -------     -------     --------    --------
Expenses
  Organization
    expense         -         -           -            -            580
  Bank charges      -         -            50          -             50
 Corporate filing
    fees           350        -           350          -            350
  Professional
    fees            -        50,000        -         50,000      50,750
               -------     --------     -------      -------     -------

Total expenses     350       50,000       400        50,000      51,730
               -------     --------     -------     --------    -------
NET LOSS      $   (350)    $(50,000)    $(400)     $(50,000)   $(51,730)
               =======     ========     =======     ========    =======
NET LOSS PER
COMMON SHARE-
BASIC AND
DILUTED       $    -       $   (.01)    $  -        $ (.01)    $    -
               =======     ========     =======     ========    =======
WEIGHTED AVER-
AGE NUMBER OF
SHARES OUT-
STANDING-BASIC
AND DILUTED   60,150,000   5,000,000   60,150,000  5,000,000   20,633,595
               =======     ========     =======     ========    =======
See accompanying notes to financial statement

               TECNOMATIC INTERNATIONAL CORPORATION
   (FORMERLY INDEPENDENT ACQUISITION CORPORATION)
                 (A DEVELOPMENT STAGE COMPANY)
                    STATEMENTS OF CASH FLOWS
                         (unaudited)

                                                                 For the Period from
                                   For the Six     For theSix     March 24, 1999
                                   Months Ended    Months Ended   (Inception) to
                                   June 30, 2001   June 30,2000   June 30, 2001
CASH FLOWS FROM OPERATING  ACTIVITIES:
Net loss                            $      (400)   $   (50,000)   $   (51,730)
 Adjustment to reconcile net
 loss to net cash
 used in operating activities
 Contributed expenses                       -           50,000         51,330
                                     ----------     -----------     ----------
 Net cash (used in) operating
  activities                              (400)           -              (400)
                                     ----------     -----------      ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                 -             -               -
                                     ----------     -----------      ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:
Funds used to redeem common
  Stock                                     -             -              (475)
Proceeds from subscriptions
 receivable                               5,990           -             5,990
Proceeds from loan payable-
 related party                            1,000           -             1,000
Proceeds from issuance of
 common stock                                -            -               500
                                     ----------     -----------       ----------
Net cash provided by
 financing activities                     6,990           -             7,015
                                     ----------      ----------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                           6,590              -             6,615
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                      25               500             -
                                     ----------      -----------       ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $  6,615               500          $6,615
                                    ==========       ==========       ===========

            See accompanying notes to financial statement.

TECNOMATIC INTERNATIONAL CORPORATION
(FORMERLY INDEPENDENT ACQUISITION CORPORATION)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2001

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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December
31, 2000 which was filed on April 16, 2001.

NOTE 2: GOING CONCERN

As reflected in the accompanying financial statements, the Company's net loss of $400 for the six months ended June 30, 2001 and the deficit accumulated during the development stage of $51,730, raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Dated: July 23, 2001